Form 10-K
period 2009-12-31
CenterPoint Energy Restoration Bond Company, LLC
filed 2010-03-30
CIK 1473968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number of issuing entity: 333-162370-01
CENTERPOINT ENERGY RESTORATION BOND COMPANY, LLC
(Exact name of issuing entity as specified in its charter)
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Exact name of depositor and sponsor as specified in its charter)

Delaware	30-0582734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1111 Louisiana
Suite 4664B
Houston, Texas 77002
(Address of principal executive offices)
Issuing entity’s telephone number, including area code: (713) 207-7420
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
     ☐ Yes          ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
     ☐ Yes          ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     ☑ Yes          ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     ☐ Yes          ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     ☐ Yes          ☑ No
The registrant does not have any voting or non-voting common equity held by non-affiliates.
Documents incorporated by reference: A portion of CenterPoint Energy, Inc.’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders of CenterPoint Energy, Inc. has been incorporated by reference in Item 11 of Part III of this report.

PART I
Item 1. Business.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1A. Risk Factors.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Omitted pursuant to General Instruction J of Form 10-K.
Item 3. Legal Proceedings.
Omitted pursuant to General Instruction J of Form 10-K.
Item 4. Reserved.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted pursuant to General Instruction J of Form 10-K.
Item 6. Selected Financial Data.
Omitted pursuant to General Instruction J of Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted pursuant to General Instruction J of Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted pursuant to General Instruction J of Form 10-K.
Item 8. Financial Statements and Supplementary Data.
Omitted pursuant to General Instruction J of Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.
Omitted pursuant to General Instruction J of Form 10-K.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
CenterPoint Energy Restoration Bond Company, LLC (the “Company” or “Issuing Entity”) currently has four managers. Pursuant to the Company’s limited liability company agreement, the Company’s affairs will be managed by managers to be appointed from time to time by CenterPoint Energy Houston Electric, LLC (“CenterPoint Houston”). In the event that CenterPoint Houston transfers its interest in the Company, the new owner or owners will appoint the Company’s managers. The Company will have at least one independent manager at all times who, among other things, is not and has not been for at least five years prior to the date of his or her appointment:
•	a direct or indirect legal or beneficial owner of the Company, CenterPoint Houston, any of the Company’s respective affiliates or any of CenterPoint Houston’s affiliates,

•	a relative, supplier, employee, officer, director, manager (other than as an independent director or manager of the Company, CenterPoint Houston or any of its affiliates, as the case may be), contractor or material creditor of the Company, CenterPoint Houston or any of its affiliates, or

•	a person who controls (whether directly, indirectly or otherwise) CenterPoint Houston or any of its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of CenterPoint Houston or its affiliates; provided, that the indirect or beneficial ownership of stock of CenterPoint Houston or its affiliates through a mutual fund or similar diversified investment vehicle with respect to which the owner does not have discretion or control over the investments held by such diversified investment vehicle shall not preclude such owner from being an independent manager.
The following are the managers and principal executive officers of the Company as of March 30, 2010:

Name	Age	Title and Background
Bernard J. Angelo	40	Independent Manager of the Company; Partner at Global Securitization Services, LLC since 2002.
Gary L. Whitlock	60	Manager, President of the Company; Executive Vice President and Chief Financial Officer of CenterPoint Energy, Inc. since September 2002.
Walter L. Fitzgerald	52	Manager, Senior Vice President and Chief Accounting Officer of the Company; Vice President and Controller of CenterPoint Energy, Inc. since 2001 and Senior Vice President and Chief Accounting Officer since 2007.
Marc Kilbride	57	Manager, Vice President and Treasurer of the Company; Vice President and Treasurer of CenterPoint Energy, Inc. since June 2002.
Scott E. Rozzell	60	Executive Vice President, General Counsel and Secretary of the Company; Executive Vice President, General Counsel and Corporate Secretary of CenterPoint Energy, Inc. since September 2002.
Code of Conduct
The Company is a direct, wholly-owned subsidiary of CenterPoint Houston which is wholly-owned indirectly by CenterPoint Energy, Inc. (“CenterPoint Energy”). The Board of Directors of CenterPoint Energy (the “Board”) has adopted an Ethics and Compliance Code which applies to all of its subsidiaries. The Ethics and Compliance Code, which includes key information about its corporate governance initiatives, can be found on CenterPoint Energy’s website (www.centerpointenergy.com) or upon written request.

Item 11. Executive Compensation.
Bernard J. Angelo serves as the independent manager of the Company, and the Company pays an annual fee of $3,500 to Global Securitization Services, LLC for Mr. Angelo’s services. As independent manager, Mr. Angelo will be indemnified and held harmless by the Company from and against any and all claims, liabilities, losses, damages, judgments, settlements, costs and expenses (including reasonable attorneys’ fees and disbursements) that he may sustain or incur as a result of (i) his service as independent manager or special member of the Company or (ii) any act or omission that he is alleged to have taken or omitted to take as independent manager or special member of the Company. Messrs. Whitlock, Fitzgerald, Kilbride and Rozzell are officers of CenterPoint Energy. They do not receive any compensation from the Company for their services as executive officers of the Company, and they do not receive any additional or separate compensation from CenterPoint Energy in respect of the services that they perform for the Company.
For information regarding CenterPoint Energy’s executive compensation, see the sections entitled “Compensation of Directors,” “Director Compensation Table,” “Stock Ownership,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Report of the Compensation Committee” in CenterPoint Energy’s Proxy Statement relating to the 2010 annual meeting of shareholders of CenterPoint Energy, filed with the Securities and Exchange Commission on February 26, 2010, and which sections are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
None.
Item 14. Principal Accountant Fees and Services.
Omitted pursuant to General Instruction J of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as a part of this report:
1.	Financial Statements. Not applicable.

2.	Financial Statement Schedules. Not applicable.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith and the others are incorporated by reference):
3.1	Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on August 6, 2009.

3.2	Amended and Restated Limited Liability Company Agreement of the Issuing Entity dated as of November 25, 2009.

4.1	Indenture dated as of November 25, 2009 by and between the Issuing Entity and Deutsche Bank Trust Company Americas.

4.2	First Supplemental Indenture dated as of November 25, 2009 by and between the Issuing Entity and Deutsche Bank Trust Company Americas providing for the issuance of the Senior Secured System Restoration Bonds.

4.3	Form of the Senior Secured System Restoration Bonds.

10.1	System Restoration Property Sale Agreement dated as of November 25, 2009 by and between the Issuing Entity and CenterPoint Houston, as seller.

10.2	System Restoration Property Servicing Agreement dated as of November 25, 2009 by and between the Issuing Entity and CenterPoint Houston, as servicer.

10.3	Administration Agreement dated as of November 25, 2009 by and between the Issuing Entity and CenterPoint Houston, as administrator.

10.4	Intercreditor Agreement dated as of November 25, 2009 by and among the Issuing Entity, CenterPoint Houston, Deutsche Bank Trust Company Americas and various other parties named therein.

*31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d).

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Houston.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Houston.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Servicer compliance statement.

(b)	Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):
3.1	Certificate of Formation of the Issuing Entity filed with the Delaware Secretary of State on August 6, 2009 (incorporated by reference to Exhibit 3.4 included as an exhibit to the Issuing Entity’s Form S-3 Registration Statement filed with the SEC on October 7, 2009).

3.2	Amended and Restated Limited Liability Company Agreement of the Issuing Entity dated as of November 25, 2009 (incorporated by reference to Exhibit 3.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed with the SEC on November 25, 2009).

4.1	Indenture dated as of November 25, 2009 by and between the Issuing Entity and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed with the SEC on November 25, 2009).

4.2	First Supplemental Indenture dated as of November 25, 2009 by and between the Issuing Entity and Deutsche Bank Trust Company Americas providing for the issuance of the Senior Secured System Restoration Bonds (incorporated by reference to Exhibit 4.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed with the SEC on November 25, 2009).

4.3	Form of the Senior Secured System Restoration Bonds (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2) (incorporated by reference to the Exhibit 4.3 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed with the SEC on November 25, 2009).

10.1	System Restoration Property Sale Agreement dated as of November 25, 2009 by and between the Issuing Entity and CenterPoint Houston, as seller (incorporated by reference to exhibit 10.1 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed with the SEC on November 25, 2009).

10.2	System Restoration Property Servicing Agreement dated as of November 25, 2009 by and between the Issuing Entity and CenterPoint Houston, as servicer (incorporated by reference to exhibit 10.2 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed with the SEC on November 25, 2009).

10.3	Administration Agreement dated as of November 25, 2009 by and between the Issuing Entity and CenterPoint Houston, as administrator (incorporated by reference to exhibit 10.3 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed with the SEC on November 25, 2009).

10.4	Intercreditor Agreement dated as of November 25, 2009 by and among the Issuing Entity, CenterPoint Houston, Deutsche Bank Trust Company Americas and various other parties named therein (incorporated by reference to exhibit 10.4 included as an exhibit to the Issuing Entity’s Current Report on Form 8-K filed with the SEC on November 25, 2009).

*31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d).

*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Houston.

*33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Houston.

*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

*35.1	Servicer compliance statement.

(c)	Not applicable.

Item 1112(b). Significant Obligors of Pool Assets.
None.
Item 1114(b)(2). Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.
None.
Item 1115(b). Certain Derivatives Instruments.
None.
Item 1117. Legal Proceedings.
None.
Item 1119. Affiliations and Certain Relationships and Related Transactions.
The Company is a direct, wholly-owned subsidiary of CenterPoint Houston, which is wholly-owned indirectly by CenterPoint Energy. CenterPoint Houston also serves as the Company’s servicer, depositor and sponsor.
Item 1122. Compliance with Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 under Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2010.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC (Depositor)
/s/ Marc Kilbride
Name:	Marc Kilbride
Title:	Vice President and Treasurer
(Senior officer in charge of securitization)

EXHIBIT INDEX
* 31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d)

* 33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for CenterPoint Houston.

* 33.2	Assertion of compliance with applicable servicing criteria for Deutsche Bank Trust Company Americas.

* 34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Deloitte & Touche LLP on behalf of CenterPoint Houston.

* 34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of KPMG LLP on behalf of Deutsche Bank Trust Company Americas.

* 35.1	Servicer compliance statement.